Form 10-K
period 1999-12-31
GREEN TREE LEASE FINANCE 1998-1 LLC
filed 2001-02-16
CIK 1074276

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

__X__ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

_____ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
         __________________.

Commission file number: 333-67993-01 (no 1934 Act number)

Exact name of Registrant as specified in its charter:

         GREEN TREE LEASE FINANCE 1998-1, LLC

State or other jurisdiction of incorporation or organization): Delaware

         I.R.S. Employer Identification No.: 41-1892359

Address of principal executive offices:

  1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639

Registrant's telephone number, including area code: (651) 293-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

         Lease-Backed Notes

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PART I

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

          As of December 31, 1999, the Issuer had less than 100 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The Report of Independent Accountants, delivered pursuant to Section 3.11 of the Contribution and Servicing Agreement dated as of March 30, 2000, is filed herewith.

          (b) None.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        GREEN TREE LEASE FINANCE 1998-1, LLC



Date: February 15, 2001                 By: /s/ Phyllis A. Knight
                                            -----------------------------------

                                  EXHIBIT INDEX


Item
----

99.1     The Report of Independent Accountants, delivered pursuant to Section
         3.11 of the Contribution and Servicing Agreement dated as of March 30, 2000.