Form 10-K/A
period 1999-12-31
GREEN TREE LEASE FINANCE 1998-1 LLC
filed 2001-02-23
CIK 1074276

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

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

                                        GREEN TREE LEASE FINANCE 1998-1, LLC



Date: February 23, 2001                 By: /s/ Phyllis A. Knight
                                            -----------------------------------

                                  EXHIBIT INDEX


Item
----

99.1     The Report of Independent Accountants, delivered pursuant to Section
         3.11 of the Contribution and Servicing Agreement dated as of March 30, 2000.